Form 10-K
period 2004-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-15
filed 2005-03-29
CIK 1266839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ____

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

                                      or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number:          001-31832

                            Lehman ABS Corporation,
                            -----------------------

                                 on behalf of:

           Corporate Backed Trust Certificates, Series 2001-15 Trust
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Delaware                              13-3447441
  -------------------------------------------------- ------------------------
            (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)             Identification No.)

        745 Seventh Avenue, New York, New York                10019
  -------------------------------------------------- ------------------------
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                       Name of Registered Exchange

Corporate Backed Trust Certificates,
 Series 2001-15                                 New York Stock Exchange ("NYSE")


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / /   No /X/

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

                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders, filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto.

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

JPMorgan Chase & Co., as successor to J.P. Morgan & Co. Incorporated, the issuer of the junior subordinated debentures, the sole assets held by the Underlying Securities Issuer, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). For information on JPMorgan Chase & Co., please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under JPMorgan Chase & Co.'s Exchange Act file number, 001-05805. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the junior subordinated debentures may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the Underlying Securities Issuer, the issuer of the junior subordinated debentures or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1.  Business.
-------------------
          Not Applicable

Item 2.  Properties.
-------------------
          Not Applicable

Item 3.  Legal Proceedings.
---------------------------
          None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
          None

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
--------------------------------------
     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
          Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operation.
---------------------
          Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
          Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
          Not Applicable

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------
          None

Item 9A. Controls and Procedures.
--------------------------------
          Not Applicable

Item 9B. Other Information.
--------------------------
          None



                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
          Not Applicable

Item 11. Executive Compensation.
--------------------------------
          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
          Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
          None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
          Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
-------------------------------------------------

     (a)  The following documents have been filed as part of this report.

          1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2004 through and including December 31, 2004 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

       ------------------------------------------------------------------------------------------------------------
                                Trust Description                              Distribution Date       Filed on
       --------------------------------------------------------------------- ---------------------- ---------------
       Corporate Backed Trust Certificates, Series 2001-15 Trust                  01/15/2004          01/27/2004
                                                                                  07/15/2004          07/27/2004
       ------------------------------------------------------------------------------------------------------------

          2.   None.

          3.   Exhibits:

               99.1 - Certification by Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b)  See Item 15(a) above.

     (c)  Not Applicable

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Lehman ABS Corporation, as Depositor for the
                                    Trust (the "Registrant")




Dated:  March 28, 2005              By:      /s/ CHARLES M. WEAVER
                                         -------------------------------------
                                             Name:  Charles M. Weaver
                                             Title:  Vice President

                                 EXHIBIT INDEX


---------------------------------------------------------------------------------------------
    Reference
    Number per                    Description of Exhibits                  Exhibit Number
   Item 601 of                                                            in this Form 10-K
  Regulation SK
---------------------------------------------------------------------------------------------
      (99.1)      Certification by Vice President of the Registrant             99.1
                  pursuant to 15 U.S.C. Section 7241, as adopted
                  pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002.
---------------------------------------------------------------------------------------------
      (99.2)      Annual Compliance Report by Trustee pursuant to 15            99.2
                  U.S.C. Section 7241, as adopted pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------------------------